Form 10-Q
period 1999-06-30
RICHMONT MARKETING SPECIALISTS INC
filed 1999-08-16
CIK 1052568

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended June 30, 1999

                       Commission File No. __________


                    RICHMONT MARKETING SPECIALISTS INC.
           (Exact name of registrant as specified in its charter)

                 Delaware                               75-2728359
      (State or Other Jurisdiction                  (I.R.S. Employer
             of Incorporation)                     Identification No.)

                         17855 North Dallas Parkway
                                 Suite 200
                              Dallas, TX 75287
            (Address of Principal Executive Offices) (Zip Code)

                               (972) 349-6200
            (Registrant's Telephone Number, including Area Code)

                               NOT APPLICABLE
       (Former Name or Former Address, If Changed Since Last Report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [     ]  Yes                        [ X ]   No


        The number of shares outstanding of the registrant's Common Stock as of August 1, 1999 was 137,625.






                    RICHMONT MARKETING SPECIALISTS INC.

                                   INDEX

                       Part I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).......................3

         Condensed Consolidated Balance Sheets
           December 31, 1998 and June 30, 1999...............................3
         Condensed Consolidated Statements of Operations
           Three months ended June 30, 1999 and 1998;
           six months ended June 30, 1999  and 1998..........................4
         Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1999 and 1998...........................5
         Notes to Condensed Consolidated Financial
           Statements - June 30, 1999........................................6

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........13


                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities and Use of Proceeds..........................13

Item 3.  Defaults upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................14

Signatures..................................................................15




ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                             Richmont Marketing Specialists Inc.

                             Condensed Consolidated Balance Sheets

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
                       Assets                            (Unaudited)          (Note 1)

Current Assets:
    Cash and cash equivalents                            $9,020,893         $26,633,832
    Accounts receivable, net of allowance for
      doubtful accounts of $4,025,801 and
      $5,225,079 as of June 30, 1999 and
      December 31, 1998, respectively                    30,222,826          28,295,152
    Current portion of notes receivable                           -             110,438
    Deferred taxes                                        1,932,286           1,932,286
    Prepaid expenses and other current assets             1,711,088             967,164
                                                          ---------         -----------
        Total current assets                             42,887,093          57,938,872

Other assets                                              6,963,565           7,047,070
Property and equipment, net                              21,886,692          23,019,089
Intangible assets                                        79,243,048          86,756,991
                                                         ----------          ----------
        Total assets                                   $150,980,398        $174,762,022
                                                       ============        ============

  Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Accounts payable                                     $3,183,372          $5,085,651
    Accrued expenses                                      8,812,224           8,980,959
    Promotional advances                                  2,034,358           1,566,308
    Current portion of long-term obligations              9,386,245           9,434,064
                                                          ---------           ---------
        Total current liabilities                        23,416,199          25,066,982

Deferred taxes                                            9,362,561          10,025,601

Long-term obligations less current portion:
    Notes payable                                       118,652,418         119,500,145
    Lease obligations                                       959,165           1,421,609
    Covenants not to compete                              9,188,024          10,550,070
    Deferred compensation liabilities                    30,828,791          30,324,378
                                                         ----------          ----------
                                                        159,628,398         161,796,202

Other liabilities                                           687,447             901,075
Commitments and contingencies                                     -                   -
Redeemable common stock                                           -                   -

Shareholders' equity (deficit):
    Common stock, $.01 stated value:
      Authorized shares - 10,000,000
      Issued shares - 197,474 as of June 30, 1999
      and December 31, 1998.                                  1,975               1,975
    Additional paid-in capital                           31,305,469          31,305,469
    Retained deficit                                    (71,916,284)        (52,829,915)
    Treasury stock at cost - 59,839 shares as of
      June 30, 1999 and December 31, 1998.               (1,505,367)         (1,505,367)
                                                        -----------         -----------
Total shareholders' equity (deficit)                    (42,114,207)        (23,027,838)
                                                       ------------        ------------
Total liabilities and shareholders' equity             $150,980,398        $174,762,022
                                                       ============        ============


See notes to condensed consolidated financial statements




                                  Richmont Marketing Specialists Inc.

                           Condensed Consolidated Statements of Operations

                                              (Unaudited)

                                            Three months ended June 30,     Six months ended June 30,
                                            ---------------------------    ---------------------------
                                                1999           1998            1999            1998
                                             -----------    ----------     ------------   ------------
Revenue                                      $53,087,976   $53,051,716     $105,591,359   $106,141,297

Expenses:

    Salaries                                  28,442,708    29,001,021       57,350,466     58,416,888
    Fringe benefits                            5,013,022     4,475,329       10,194,780      9,449,676
    Automobiles and related expenses           4,731,199     4,472,492        9,492,342      9,127,740
    Sales and marketing                        3,630,154     3,473,566        7,420,318      6,702,843
    Lease termination charge                           -     1,700,000                -      1,700,000
    General and administrative                 7,995,828     7,113,945       17,168,715     14,088,510
    Depreciation and amortization              7,433,750     7,689,539       14,713,408     17,329,705
                                             -----------    ----------      -----------    -----------
Total expenses                                57,246,661    57,925,892      116,340,029    116,815,362
                                             -----------    ----------      -----------    -----------

Operating loss                                (4,158,685)   (4,874,176)     (10,748,670)   (10,674,065)

Other income (expense):
    Interest expense                          (4,104,813)   (4,266,133)      (8,402,343)    (8,581,756)
    Other income (expense)                       (12,195)      569,925          300,755      1,323,575
                                             -----------    ----------      -----------    -----------

Loss before income taxes                      (8,275,693)   (8,570,384)     (18,850,258)   (17,932,246)

Income tax expense (benefit)                    (439,581)       10,401         (801,965)        24,631
                                             -----------    ----------      -----------    -----------

Loss before extraordinary item                (7,836,112)   (8,580,785)     (18,048,293)   (17,956,877)

Extraordinary loss, net of tax                (1,038,076)            -       (1,038,076)             -
                                             -----------    ----------      -----------    -----------

Net loss                                     $(8,874,188)   $(8,580,785)   $(19,086,369)  $(17,956,877)
                                             ===========    ==========      ===========    ===========

Loss per share before extraordinary item         $(56.94)     $(62.34)         $(131.13)      $(130.47)

Extraordinary loss per share                       (7.54)            -            (7.54)             -
                                             -----------    ----------      -----------    -----------

Net loss per share                               $(64.48)     $(62.34)         $(138.67)      $(130.47)
                                             ===========    ==========      ===========    ===========

See notes to condensed consolidated financial statements




                    Richmont Marketing Specialists Inc.

                   Consolidated Statements of Cash Flows

                                (Unaudited)

                                                            Six months ended June 30,
                                                              1999             1998
                                                         -------------     -------------
OPERATING ACTIVITIES:

Net loss                                                 $(19,086,369)     $(17,956,877)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Provision for losses on accounts receivable                 6,832,175         5,965,582
Compensation expense for stock appreciation
  rights                                                      111,807                 -
Compensation expense related to deferred
  compensation plans                                         (296,611)           22,669
Restructure expense related to lease obligations                    -         1,700,000
Amortization of intangible assets                          11,841,109        14,637,013
Depreciation                                                2,872,299         2,692,692
Imputed interest expense on deferred compensation
  and deferred payment agreements and covenants
  not to compete                                              550,711         1,418,757
Amortization of debt issue costs                              266,760           264,511
Loss (gain) on disposal of assets                             221,325          (128,191)
Deferred income taxes                                        (840,171)         (276,703)
Extraordinary loss related to debt restructure              1,038,076                 -
Changes in operating assets and liabilities:
    Accounts and notes receivable                          (8,350,123)       (7,247,172)
    Prepaid expenses and other current assets                (777,070)         (281,095)
    Other assets                                             (386,729)         (549,425)
    Accounts payable and accrued expenses                  (2,136,279)       (2,590,111)
    Income taxes payable                                            -          (871,508)
    Promotional advances                                      222,376           833,687
                                                          -----------       -----------

        Net cash used in operating activities              (7,916,714)       (2,366,171)

INVESTING ACTIVITIES:

Purchase of property and equipment                         (2,507,164)       (3,942,471)
Proceeds from sale of assets                                  599,689           524,655
Cash used in purchase of businesses, net of cash
  acquired                                                 (1,728,391)                -
                                                           -----------      ------------


        Net cash used in investing activities              (3,635,866)       (3,417,816)

FINANCING ACTIVITIES:

Payment of professional fees related to issuance
  and registration of senior subordinated notes              (188,764)         (310,567)
Principal payments on covenants not to compete
  and deferred payment agreements                          (2,615,384)       (2,970,660)
Principal payments on debt and lease obligations           (3,256,211)       (2,955,322)
                                                           -----------       -----------

        Net cash used in financing activities              (6,060,359)       (6,236,549)
                                                           -----------       -----------

Net decrease in cash and cash equivalents                 (17,612,939)      (12,020,536)
Cash and cash equivalents at beginning of period           26,633,832        41,393,614
                                                           ----------        ----------
Cash and cash equivalents at end of period                 $9,020,893       $29,373,078
                                                           ==========       ===========

See notes to condensed consolidated financial statements




                    Richmont Marketing Specialists Inc.
            Notes to Condensed Consolidated Financial Statements
                               June 30, 1999
                                (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by Richmont Marketing Specialists Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated have been made. The results of operations for the interim periods in 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

        The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These financial statements should be read in conjunction with the Company's audited historical consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-4 as filed by the Company with the Securities and Exchange Commission on June 21, 1999, as amended (Registration No. 333-74261).

        The financial statements present consolidated financial information for the Company and its subsidiaries. Separate financial statements for each of the subsidiaries of the Company have not been presented because management of the Company has determined that such information is not material.

        Certain prior year balances have been reclassified to conform to current year presentation.

2.      EARNINGS PER SHARE

        Per share amounts are computed based on 137,625 common shares outstanding for all periods presented.

3.      INTANGIBLE ASSETS

        Intangible assets include goodwill, covenants not to compete, principal relationships, and trained workforce. Goodwill represents the excess of the purchase price over the fair value of net assets of various businesses acquired. Effective January 1, 1998, the Company revised the estimated life of its goodwill related to prior acquisitions from ten to five years. As a result of this change, unamortized goodwill relating to acquisitions prior to January 1, 1993 was written off in the first quarter of 1998. The net loss for the six months ended June 30, 1998 would have decreased by $1.6 million (or $11.62 per common share) without this change.

4.      LINES OF CREDIT

        On October 14, 1997, the Company entered into a bank credit facility. On December 18, 1997, this facility was amended and restated and further amended on August 12, 1998 effective June 30, 1998 and on March 3, 1999 effective October 1, 1998 (collectively, the "Credit Agreement"). The Credit Agreement provides for borrowings not to exceed the lesser of $25,000,000 or a maximum borrowing base calculated on certain percentages of eligible accounts receivable. Any amounts borrowed under this facility are secured by a pledge of substantially all of the Company's assets.

        The Credit Agreement requires the Company to maintain certain financial ratios and meet certain indebtedness tests. As of June 30, 1999, the Company was in default of certain covenant requirements of the Credit Agreement. The Company plans to terminate the credit facility concurrently with its impending merger with Merkert American (please see Note 7 below).

        As of June 30, 1999, there were no borrowings under the facility; however, a $1.3 million letter of credit was outstanding.

5.      SENIOR SUBORDINATED NOTES

        On December 19, 1997, the Company issued $100 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Issued Notes").

        In accordance with the Issued Notes' Exchange and Registration Rights Agreement, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 21, 1999 to register $100 million of new notes (the "Registered Notes"). Subsequently, the Company completed an exchange of the Issued Notes for the Registered Notes. The Registered Notes are identical in all material respects to the Issued Notes, except for transfer restrictions and registration rights.

6.      INCOME TAXES

        The Company's income tax provision varies from the statutory rate primarily because of the difference in book and tax treatment of intangible assets, the non-deductibility of certain portions of meal and entertainment expenses and officer's life insurance premiums, state income taxes imposed by the various states on the Company's operations and the valuation allowance provided for deferred tax assets that may not be deductible in the future.

7.      MERGER AGREEMENT

        On April 28, 1999, the Company signed a definitive Merger Agreement with Merkert American Corporation, a Canton, Massachusetts-based food broker. Under the terms of the agreement, Richmont Marketing Specialist will merge with and into Merkert American Corporation. In the merger, stockholders of the Company would receive approximately 6.7 million shares of Merkert American common stock in exchange for their shares of common stock of the Company. In addition, options to purchase an additional 800,000 shares will be issued to certain individuals employed by or associated with the Company. This number may be increased to a maximum of 995,000 shares depending upon the market price of Merkert American's common stock at the time of the merger. Merkert American will be the surviving corporation in the merger, and will be treated as the acquiring entity for accounting purposes.

        The transaction is subject to customary conditions and approvals and is expected to close in the third quarter of 1999.

        The combined company may recognize certain restructuring costs in connection with the merger, including costs associated with the elimination of duplicative facilities and employees.

8.      ACQUISITIONS

        On April 21, 1999, the Company purchased all of the issued and outstanding stock of Timmons-Sheehan, Inc., a Minnesota-based food broker, in exchange for $1.7 million cash and notes payable to certain key employees of $2.7 million. The Company recorded goodwill of approximately $4 million in connection with this acquisition. The purchase price allocation related to this acquisition is based on preliminary estimates of fair market values. The acquisition was accounted for using the purchase method. The operating results of the acquired company have been included in the consolidated results of the Company's operations since the date of acquisition.

        The Company signed a Stock Purchase Agreement with Paul Inman Associates, Inc. ("Inman") to acquire all of the outstanding capital stock of Inman for a purchase price of approximately $12 million. The transaction is subject to customary conditions and approvals. Per the agreement, the purchase is scheduled to close simultaneous with the closing of the merger with Merkert American or November 11, 1999, whichever occurs first. The Company is currently negotiating an amendment to the Stock Purchase Agreement which would permit the closing to occur at a later date regardless of the timing of the consummation of the Merkert transaction.
In the event that the purchase does not occur, the Company may be required to pay a transaction break-up fee of $500,000 to the holders of the capital stock of Inman.

9.      EXTRAORDINARY LOSS

        During the second quarter of 1999, the Company completed modifications of certain outstanding notes payable, covenants not to compete and deferred compensation liabilities and payment agreements. These transactions were accounted for as an extinguishment of debt and as a result an extraordinary loss of approximately $1 million was recorded. No tax benefit was recorded.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words, "believe," "expect," "anticipate," "intend," "estimate," "assume" and similar expressions, which are predictions or indications of future events or trends that do not relate solely to historical matters, identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other items that are sometimes beyond the control of the Company. These items may cause actual results, performance or achievements of the Company to differ from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

        Richmont Marketing Specialists Inc. (the "Company") is one of the largest food brokers in the United States, with operations covering the western, southeastern, south central, north central and mid-Atlantic regions of the United States. The Company provides a comprehensive array of sales, marketing, merchandising and order management services to over 1,700 manufacturers of consumer goods and products (known as the "Principals"). The Company markets the products of these Principals to leading retailers and wholesalers (known as the "Customers") that operate in a variety of trade channels, including grocery stores, mass merchandisers, membership warehouses, drug stores and convenience stores. The Company is generally paid a percentage of product sales made by Principals to Customers. This percentage is normally a commission of 3-5% for Principal accounts for which the Company renders full services. The Company does not assume ownership of the products it markets for Principals.

        As part of its growth strategy, the Company has been a leader in pursuing consolidation opportunities within the food brokerage industry. Since the beginning of 1996, the Company has completed 15 acquisitions of local and regional food brokerage companies. In April 1999, the Company acquired Timmons-Sheehan, Inc., a food brokerage company located in Minneapolis, Minnesota, for a total purchase price of $4.4 million, which included consideration of $1.7 million in cash and $2.7 million in long-term debt. The food brokerage companies that the Company has acquired generally had operating cost structures similar to that of the Company, except for large compensation expenses that were eliminated as a result of the acquisitions.

        On April 28, 1999, the Company signed a definitive Merger Agreement with Merkert American Corporation, a Canton, Massachusetts-based food broker with annual revenues totaling approximately $220 million for the year ended December 31, 1998. The transaction is subject to customary conditions and approvals and is expected to close in the third quarter of 1999.

        The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included in the Form S-4 Registration Statement as filed by the Company with the Securities and Exchange Commission on June 21, 1999.


Historical Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

        The Company's revenue for the quarters ended June 30, 1999 and 1998 remained consistent at $53.1 million. The Company's operating expenses decreased to $57.2 million for the quarter ended June 30, 1999, as compared to $57.9 million for the same period in 1998.

        The 1998 results include a nonrecurring lease termination charge of $1.7 million that was recorded in connection with management's approval of a plan to consolidate redundant offices that had resulted from prior business acquisitions and vacate the offices. The Company vacated these offices prior to June 30, 1998. The lease terminations occurred in Dallas, Houston, and San Antonio, Texas, as well as Charlotte, North Carolina. The charges represent the rental payments under the respective lease agreements of abandoned office space that had no substantive benefit to the Company.

        Operating expenses (excluding amortization and depreciation and the lease termination charge), as a percentage of revenue, increased to 93.8% for the quarter ended June 30, 1999, as compared to 91.5% for the same period in 1998. This increase was due to increased travel and communication costs associated with market expansion and the Company's ongoing efforts to improve and maintain its information systems. As a result of the above factors, the Company's operating loss decreased to $4.2 million for the quarter ended June 30, 1999, as compared to $4.9 million for the same period in 1998.

        Interest expense was $4.1 million for the quarter ended June 30, 1999, as compared to $4.3 million for the same period in 1998.
Approximately $2.5 million of the interest in each period related to the outstanding 10 1/8% Senior Subordinated Notes due 2007. The remainder related primarily to acquisition-related debt.

        Other income (expense) decreased to an expense of $.01 million for the quarter ended June 30, 1999, as compared to income of $.6 million for the same period in 1998. This decrease primarily resulted from the decline in interest income due to reduced cash balances.

        The tax benefit for the quarter ended June 30, 1999 was $.4 million, as compared to a tax expense of $.01 million for the same period in 1998. The Company records a tax to the extent net deferred tax assets are expected to be realized in future periods.

        The Company's loss before extraordinary items decreased to $7.8 million for the quarter ended June 30, 1999, as compared to $8.6 million for the same period in 1998. The 1999 results include an extraordinary loss of approximately $1 million as discussed in the Notes to Condensed Consolidated Financial Statements. As a result of this extraordinary item and the factors noted above, the Company's net loss increased to $8.9 million for the quarter ended June 30, 1999, as compared to $8.6 million for the same period in 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

        The Company's revenue decreased to $105.6 million for the six months ended June 30, 1999, as compared to $106.1 million for the same period in 1998. This decrease, which primarily occurred in the first quarter of 1999, reflects the volatility associated with the consolidation of retailers, food companies, and brokers in their respective industries. This volatility can affect the relationship between brokers and food companies, sometimes resulting in gains or losses of representation.

        The Company's operating expenses decreased to $116.3 million for the six months ended June 30, 1999, as compared to $116.8 million for the same period in 1998. The 1998 results include nonrecurring amortization expense of $1.6 million resulting from a change in accounting estimate as discussed in the Notes to the Condensed Consolidated Financial Statements and a nonrecurring lease termination charge of $1.7 million as previously discussed. Operating expenses (excluding amortization and depreciation and the nonrecurring charges), as a percentage of revenue, increased to 96.2% for the six months ended June 30, 1999, as compared to 92.1% for the same period in 1998. This increase was due to increased travel, equipment and communication costs associated with market expansion and the Company's ongoing efforts to improve and maintain its information systems. As a result of the above factors, the Company's operating loss for the six months ended June 30, 1999 and 1998 was $10.7 million.

        Interest expense decreased to $8.4 million for the six months ended June 30, 1999, as compared to $8.6 million for the same period in 1998. Approximately $5.1 million of the interest in both periods related to the Senior Subordinated Notes. The remainder was related primarily to acquisition-related debt.

        Other income (expense) decreased to income of $.3 million for the six months ended June 30, 1999, as compared to income of $1.3 million for the same period in 1998. This decrease primarily resulted from the decline in interest income due to reduced cash balances.

        The tax benefit for the six months ended June 30, 1999 was $.8 million, as compared to a tax expense of $.02 million for the same period in 1998. The Company records a tax to the extent net deferred tax assets are expected to be realized in future periods.

        The Company's loss before extraordinary items for the six months ended June 30, 1999 and 1998 was $18.0 million. The 1999 results included an extraordinary loss of approximately $1 million as discussed in the Notes to the Condensed Consolidated Financial Statements. As a result of the above factors, the Company's net loss increased to $19.1 million for the six months ended June 30, 1999, as compared to $18.0 million for the same period in 1998.

Liquidity and Capital Resources

        In December 1997, the Company completed the issuance of $100 million of the Issued Notes. The proceeds were used to acquire the common stock of Atlas for $19.8 million in cash and repay approximately $13.8 million of existing Atlas indebtedness. Proceeds were also used to repay approximately $15.5 million of existing Company indebtedness, pay various debt issue and registration costs of approximately $5.5 million, and purchase $3.1 million in software for accounting and human resource applications. The Company is using the remaining proceeds primarily for anticipated future acquisitions, working capital, and general corporate purposes.

        Net cash used in operating activities was $7.9 million for the six months ended June 30, 1999, as compared to $2.4 million for the same period in 1998. This increase resulted primarily from decreased revenues and the increase in operating expenses excluding amortization and depreciation and the lease termination charges described above.

        Net cash used in investing activities increased to $3.6 million for the six months ended June 30, 1999, as compared to $3.4 million for the same period in 1998. This increase was due to the purchase of Timmons-Sheehan, Inc. in 1999. The increase was partially offset by the decline in capital expenditures to $2.5 million for the six months ended June 30, 1999, as compared to $3.9 million for the same period in 1998. The 1998 expenditures included $2.2 million in payments related to the conversion to the Company's new accounting and human resources information systems. The Company expects that it will continue to make capital expenditures for information systems that are required to accommodate the evolving information needs associated with the Company's growth.

        Net cash used in financing activities decreased slightly to $6.1 million for the six months ended June 30, 1999, as compared to $6.2 million for the same period in 1998. This decrease resulted from the payment of registration and professional fees related to the Senior Subordinated Notes in 1998.

        The Company's long-term and short-term obligations totaled $169.7 million as of June 30, 1999, as compared to $172.1 million as of December 31, 1998. The obligations as of June 30, 1999 included $100 million due under the Senior Subordinated Notes, approximately $23.5 million payable under promissory notes relating to the purchase price of acquired companies, approximately $11.7 million due under covenants not to compete, approximately $32.6 million payable in deferred compensation and deferred payment arrangements and approximately $1.9 million in lease and other long term obligations. The Company estimates that the total principal and interest payments for the next five years under these various obligations will be approximately $21 million in 1999, $24 million in 2000, $24 million in 2001, $23 million in 2002 and $22 million in 2003.

        The Company has a bank credit facility ("Credit Agreement") that provides for borrowings not to exceed the lesser of $25,000,000 or a maximum borrowing base calculated on certain percentages of eligible accounts receivable. As of June 30,1999, the Company was in default of certain covenant requirements of the Credit Agreement. The Company plans to terminate the credit facility concurrently with its impending merger with Merkert American. Amounts outstanding under this facility are collateralized by substantially all of the Company's assets.

        As of June 30, 1999, there were no borrowings under the existing credit facility; however, a $1.3 million letter of credit was outstanding.

        The Company believes that cash flows provided by operations, together with existing cash and amounts that could be available under the senior credit facility, should be sufficient to fund the Company's future debt service requirements, working capital needs, capital expenditures, and other operating expenses. The Company's future operating performance and ability to service or refinance the Issued Notes will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control.

Seasonality

        Historically, the Company's revenue has been fairly consistent throughout the year, with a seasonal increase realized during the fourth quarter of each year due to increased sales during the holiday season. Future seasonal and quarterly fluctuations could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company does not believe that its revenues have been materially affected by inflation or changing prices.

Certain Factors Affecting Future Operating Results

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this report.

        Some of the factors that might cause these differences include, but are not limited to, the following: the degree to which the Company is leveraged may affect its ability to obtain additional financing for future working capital needs, capital expenditures and acquisitions as well as limit its flexibility to respond to changing marketing conditions; the Company's inability to resolve representation conflicts with food companies; the Company's inability to successfully identify and integrate acquisition candidates.

Year 2000 Compliance

        The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900 or not at all. The inability to recognize or properly respond to the year 2000 issue may cause information technology (IT) systems and non-IT systems to incorrectly process data resulting in among other things, a temporary inability to process transactions or otherwise engage in normal business activities. Non-IT systems include climate control, copy machines, telephone systems and other comparable systems.

        Our business depends largely upon the ability of customers, including grocery stores and mass merchandisers, to place orders through us for our principal's products. Approximately eighty percent of all sales placed through us are done so electronically. Upon our receipt of these orders, we process and forward these orders electronically to our principals. This order management system only works efficiently if our computer systems and those of our customers and principals are functioning properly. Through our order management system, we also maintain records regarding the sales volume we place, which is necessary in determining our earned commissions.

        We have completed our assessment of both our IT and non-IT systems for potential exposure to problems associated with year 2000 issues. Our assessment and evaluation efforts have included extensive testing of both IT and non-IT systems, discussions with third parties and participation in industry-wide committees dedicated to addressing year 2000 issues and other research.

        Primarily as a result of the implementation of upgrades of the order management system and the migration to PeopleSoft financial systems in 1998, we believe that we have substantially reduced our potential exposure to operational disruptions resulting from year 2000 issues. Both the order management system and PeopleSoft are year 2000 compliant. PeopleSoft includes accounting and human resource applications. The conversion to PeopleSoft was part of our overall plan to integrate the operations of recently acquired businesses and not in response to year 2000 issues. Similarly, all of the costs incurred relating to the improvement of our order management system were incurred in connection with planned upgrading activities rather than in response to the results of our year 2000 compliance evaluation.

        The order management system for operations that were acquired from Atlas was fully converted in June 1999. Replacements for personal computers, which were not year 2000 compliant, have recently been purchased at a cost of approximately $128,000. Following this upgrade and these installations, we believe all of our IT systems will be compliant.

        In addition to our IT systems, we are upgrading our non-IT systems. Testing was conducted on our telephone systems in each of our offices. Fourteen systems were found to be non-compliant. Each of these systems will be replaced with new systems by September 30, 1999 at an approximate cost of $200,000. We have engaged in communications with the property management companies of our leased properties to assess their plans to ensure that our facilities will be year 2000 compliant. We will continue these communications until we gain assurances that these systems within our facilities will be fully operational in year 2000.

        Assuming the satisfactory operations of universal providers, such as utility and telephone companies, our most reasonably likely worst case will be the failure of our principals and customers to remedy their own year 2000 issues. Although we have initiated efforts to communicate with these parties regarding their year 2000 compliance plans, we have not received written assurances that they have addressed and corrected all expected year 2000 problems which may have a material adverse effect on us. Our own testing and evaluation efforts of our IT systems, including our order management system, have included some of our key principals and customers. All test orders have been completed successfully. We will continue this testing and to gain assurances that these third party systems, particularly those related to electronic order management, will be operational.

        We have not completed a comprehensive written contingency plan in the event that we have not achieved year 2000 compliance including the receipt of sufficient assurances from our customers, principals and third-party vendors that they are ready. We expect to have one completed by October 1, 1999. Our order management system currently includes the ability to fax orders, which some customers currently use. In preparation for the possibility that all or some orders may not be capable of being electronically transmitted, approximately 15 additional fax machines will be installed and trained personnel put in place to receive, process and transmit orders by fax. Future contingency plans will also include a plan to have employees personally pick up and deliver orders if necessary.

        We have not delayed any planned projects as a result of year 2000 issues.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There has been no change in the Company's market risk as disclosed in the Company's audited historical consolidated financial statements and notes thereto for the year ended December 31, 1998.

        The interest rate on the Company's Senior Credit Facility is subject to fluctuations in the interest market. As of June 30, 1999, however, the Company had no borrowings under its senior facility. The Company does not believe that the market risk is material to its consolidated financial statements.



                                  PART II

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In December 1997, concurrently with the sale by Richmont Marketing Specialists Inc. of $100 million of its unregistered 10 1/8% Senior Subordinated Notes due 2007, it entered into an Exchange and Registration Rights Agreement with the initial purchaser of those notes. Under the terms of that agreement, Richmont Marketing Specialists agreed to file a registration statement regarding the exchange of those notes for new notes registered under the Securities Act of 1933, and to offer the holders of the old notes an opportunity to exchange their unregistered notes for registered notes.

        The registration statement (the "Registration Statement") relating to the notes issued in the exchange offer was declared effective by the Securities and Exchange Commission on June 18, 1999 (Reg. No. 333-74261). A complete description of the exchange offer, and the terms of the securities offered thereby, is included in the Registration statement. On June 21, 1999, Richmont Marketing Specialists commenced the exchange offer. All of the holders of the old notes exchanged their notes for registered notes issued in the exchange offer. The exchange offer was completed on July 21, 1999.


ITEM 5.  OTHER INFORMATION.

Merger with Merkert American Corporation.

      On April 28, 1999, Richmont Marketing Specialists entered into a definitive merger agreement with Merkert American Corporation, a publicly-traded food brokerage firm based in Massachusetts. Merkert American represents more than 750 manufacturers and operates in 25 states, primarily in the northeast, mid-Atlantic and southeastern portions of the country. The merger of Richmont Marketing Specialists with and into Merkert American will create the first food brokerage firm with national coverage. Management believes that the combined company will have the resources and geographic presence to represent manufacturers on a nationwide basis and have a competitive advantage over local and regional food brokerage companies. The combined company intends to operate under the name of "Marketing Specialists Corporation" after the merger is completed.

      Under the terms of merger agreement, Richmont Marketing Specialists will merge with and into Merkert American. At the time of the merger, shareholders of Richmont Marketing Specialists will exchange each of their shares of common stock of Richmont Marketing Specialists for a number of shares of Merkert American common stock equal to the quotient obtained by dividing 6,705,551 by the total number of shares of Richmont Marketing Specialists common stock issued and outstanding immediately prior to the merger. Based on the number of shares of common stock of Richmont Marketing Specialists currently outstanding, each share of common stock of Richmont Marketing Specialists will convert into 48.7198 shares of Merkert American common stock in the merger.

      Following the merger, the former stockholders of Merkert American will own approximately 52.8% of the outstanding common stock of the combined company and the former stockholders of Richmont Marketing Specialists will own approximately 47.2% of the outstanding common stock of the combined company.

      Upon consummation of the merger, the combined company will grant stock options to purchase a total of 800,000 shares of Merkert American common stock to individuals employed by or associated with Richmont Marketing Specialists. This number may be increased to a maximum of 995,000 shares depending on the market price of Merkert American's common stock at the time of the merger.

      In connection with the merger, and as a condition to it, Merkert American's board of directors will be expanded to nine members, classified into three classes with staggered three-year terms. Upon consummation of the merger, the Richmont Marketing Specialists stockholders and two stockholders of Merkert American will enter into a voting agreement to vote in favor of five nominees for election to Merkert American's board of directors that are designated by Richmont Marketing Specialists' largest shareholder, provided that such nominees are reasonably acceptable to the two Merkert stockholders. Four members of Merkert American's current board will make up the remainder of the board of directors of the combined entity. The executive offices of the combined company will be split among current members of management of Merkert American and members of management of Richmont Marketing Specialists.

      Upon consummation of the merger, the combined company may pay to Richmont Capital Partners I, L.P. a fee of $500,000 for financial services rendered to Richmont Marketing Specialists in connection with the merger. The combined company will also enter into a joint advisory agreement with Richmont Capital Partners I, L.P. and Monroe and Company, LLC, under which those entities will provide financial advisory and consulting services to the combined entities.

      Before the merger can occur, several conditions must be fulfilled or waived by the appropriate parties., including obtaining the requisie stockholder approvals and Merkert's assumption of Richmont Marketing Specialists' obligations of the 10 1/8% Senior
Subordinated Notes due 2007.

      Richmont Marketing Specialists and Merkert American Corporation are working to consummate the merger in the third quarter of 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K

        None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 1999                       Richmont Marketing Specialists Inc.
                                                  Registrant


                                      /s/  Timothy M. Byrd
                                      -----------------------------------
                                      Timothy M. Byrd
                                      Chief Administrative Officer


                                      /s/ Ronald L. Smith
                                      -----------------------------------
                                      Ronald L. Smith
                                      Chief Financial Officer